Form 10-Q
period 2008-09-30
Bethesda C0701, Inc.
filed 2008-11-12
CIK 1422127

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53032

BETHESDA C0701, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1350368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2519 McMullen Booth Road, Suite 510-308, Clearwater, FL 33761
(Address of principal executive offices)

(727) 365-0327

(Registrant's telephone number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At November 12, 2008 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Bethesda C0701, Inc.
(A Development Stage Company)
Balance Sheet—Unaudited
As of September 30, 2008

ASSETS

CURRENT ASSETS:
Cash	$1,290
TOTAL CURRENT ASSETS	1,290

TOTAL ASSETS	$1,290

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Shareholder Note Payable	$14,900
Accrued Interest Payable	746
TOTAL CURRENT LIABILITIES	15,646

TOTAL LIABILITIES	15,646

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at September 30, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at September 30, 2008)	100
Paid in Capital	-
Accumulated Deficit	(14,456)
TOTAL STOCKHOLDERS' DEFICIT	(14,356)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,290

Bethesda C0701, Inc.
(A Development Stage Company)
Statement of Operations—Unaudited

	For the	Cumulative
	Three Months	Totals Since
	Ended	Inception
	September 30, 2008	October 12, 2007
REVENUES:
Income	$-	$-
Total Revenue	-	-

EXPENSES:
Professional Fees	3,000	12,500
Interest Expense	218	746
Selling, General, and Administrative	7	1,210
Total Expenses	3,225	14,456

Loss from Operations	$(3,225)	$(14,456)

Basic and fully diluted net loss per common share:	$(0.00)	$(0.01)

Weighted average common shares outstanding	1,000,000	1,000,000

Bethesda C0701, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit—Unaudited

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, October 12, 2007 (inception)	$-	$-	$-	$-	$-	$-

Net loss	-	-	-	-	-	(11,231)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	1,000,000	100	-	-	-	-
Balances, June 30, 2008	1,000,000	$100	-	$-	$-	$(11,231)

Net loss	-	-	-	-	-	(3,225)

Balances, September 30, 2008	2,000,000	$200	-	$-	$-	$(14,456)

Bethesda C0701, Inc.
(A Development Stage Company)
Statement of Cash Flows—Unaudited

	For the	Cumulative
	Three Months	Totals Since
	Ended	Inception
	September 30, 2008	October 12, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,225)	$(14,456)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	218	746
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,007)	(13,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Note Payable	4,000	14,900
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,000	14,900

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock purchase	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	100
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	297	-

END OF THE PERIOD	$1,290	$1,290

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

BETHESDA C0701, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity- Bethesda C0701, Inc. (the “Company”) was organized under the laws of the State of Nevada on October 12, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

Basis of Presentation- The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents- For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Note Payable to Related Party & Accrued Interest
A series of loans were obtained and documented by a note dated November 16, 2007, January 28, 2008, and August 15, 2008 from Bethesda Marketing Group, LLC. David McNamee, president of Bethesda C0701, Inc., is a principal in the lender. The loans total $14,900 and bear interest at 8% per annum on demand. The interest accrued, but not paid, for this period is $218.

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

BETHESDA C0701, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2008, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2008.

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

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized during the period ending September 30, 2008.

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
This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December15, 2008. The adoption of this

BETHESDA C0701, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
= = = = = = = == = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period from October 12, 2007 (Inception) to September 30, 2008 are summarized as follows:

Cash paid during the period from October 12, 2007 (Inception) to September 30, 2008 for interest and income taxes:

Income taxes	$	NONE
Interest	$	NONE

BETHESDA C0701, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2008.

NOTE D-GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $14,456 since inception and has a small working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E-COMMITMENTS

As of September 30, 2008, the Company had no commitments.

NOTE F-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the period from October 12, 2007 (Inception) through September 30, 2008, the company issued no stock. It previously issued 1,000,000 to the following:

Bethesda Marketing Group, LLC	1,000,000
Total	1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the period from October 12, 2008 (Inception) through September 30, 2008, the company issued no preferred stock.

BETHESDA C0701, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

NOTE G-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2008 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Bethesda C0701, Inc. (“we”, “us” or the “Company”) was formed to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934. We have neither engaged in any operations nor generated any revenue since our inception.

We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination.

Our management will have broad discretion in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. Our officer and director has never served as an officer or director of a development stage public company that has affected a Business Combination. Accordingly, he may not successfully identify a Target Business or conclude a Business Combination. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction, in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock:

1	will significantly reduce the equity interest of our stockholders; and

2	will cause a change in likely result in the resignation or removal of one or more of our present officers and directors.

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

Liquidity and Capital Resources.

During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports and evaluating and identifying targets for a Business Combination. Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary. We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

Results of Operations.

Since our inception, we have not engaged in any material business operations nor generated any revenue. We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.(T). Controls and Procedures.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended September 30 2008, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2008.

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

BETHESDA C0701, INC.

Date: November 12, 2008	By:	/s/ David M. McNamee
David M. McNamee, President