Form 10-Q
period 2009-09-30
Bethesda C0701, Inc.
filed 2009-11-16
CIK 1422127

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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
☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At November 12, 2009, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

Balance Sheet – September 30, 2009 (Unaudited)	F-1

Statement of Operations – Three and Nine Months Ended September 30, 2009 and September 30, 2008 (Unaudited) and cumulative since inception (October 12, 2007) (Unaudited)	F-2

Statement of Stockholders Deficit	F-3

Statement of Cash Flows –Nine Months Ended September 30, 2009 and September 30, 2008 (Unaudited) and cumulative since inception (October 12, 2007) (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

Bethesda C0701, Inc.
(A Development Stage Company)
Balance Sheet

	As of September 30,	As of June 30,
	2009 (unaudited)	2009 (audited)
ASSETS

CURRENT ASSETS:
Cash	$2,244	$2,278
TOTAL CURRENT ASSETS	2,244	2,278

TOTAL ASSETS	$2,244	$2,278

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to a Related Party	$21,150	$21,150
Accrued Expenses	6,863	2,239
TOTAL CURRENT LIABILITIES	28,013	23,389

TOTAL LIABILITIES	28,013	23,389

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding)	100	100
Paid in Capital	-	-
Accumulated Deficit	(25,869)	(21,211)
TOTAL STOCKHOLDERS' DEFICIT	(25,769)	(21,111)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,244	$2,278

Bethesda C0701, Inc.
(A Development Stage Company)
Statement of Operations (unaudited)

			Cumulative
	For the three months ended		Since
	September 30,	September 30,	Inception
	2009	2008	October 12, 2007
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	4,000	3,000	20,850
Selling, General, and Administrative	209	7	2,331
Total Expenses	4,209	3,007	23,181

OTHER INCOME/(EXPENSE)
Interest Expense	$(449)	$(340)	$(2,688)
NET OTHER INCOME/(EXPENSE)	(449)	(340)	(2,688)

NET LOSS	$(4,658)	$(3,347)	$(25,869)

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.03)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

Bethesda C0701, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (unaudited)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, June 30, 2008	$-	$-	$-	$-	$-	$(11,231)

Net loss	-	-	-	-	-	(9,980)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, June 30, 2009	1,000,000	$100	-	$-	$-	$(21,211)

Net loss	-	-	-	-	-	(4,658)

Balances, September 30, 2009	1,000,000	$100	-	$-	$-	$(25,869)

Bethesda C0701, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited)

			Cumulative
	For the three		Totals
	months ended		Since
	September 30,	September 30,	Inception
	2009	2008	October 12, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,658)	$(3,347)	$(25,869)
Adjustments to reconcile net (loss) to net cash used
in operations:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	4,624	4,340	6,863

NET CASH (USED IN) OPERATING ACTIVITIES	(34)	993	(19,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note Payable to Related Party	-	-	21,150

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	21,150

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock Purchase	-	-	100

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	100

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	2,278	297	-

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$2,244	$1,290	$2,244

BETHESDA C0701, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity- Bethesda C0701, Inc. (the "Company”) was organized under the laws of the State of Nevada on October 12, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2009, the balance in Accounts Receivable was $0.

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2009.

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

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized during the period ending September 30, 2009.

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

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended September 30, 2009 and 2008 is summarized as follows:

Cash paid during the quarters ended September 30, 2009 and 2008 for interest and income taxes:

	2009	2008
Interest	$-	$-
Taxes	$-	$-

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2009.

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

As of June 30, 2009, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 21,211 which expires in the year ending June 30, 2029.

NOTE E-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $25,869, used cash from operations of $19,006 since its inception, and has a negative working capital of $25,769 at September 30, 2009.

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

NOTE F-COMMITMENTS

As of September 30, 2009, the Company had no commitments.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.
During the quarter ended September 30, 2009, the Company issued no stock.

As of September 30, 2009, the company had the following common shares outstanding:

Name	Number of shares
Bethesda Marketing Group, LLC	1,000,000
Total	1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the quarter ended September 30, 2009, the company issued no preferred stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2009 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—SHAREHOLDER LOAN/RELATED PARTY

The Company has signed a series of promissory notes with a related party, Bethesda Marketing Group, LLC. David McNamee, president of Bethesda C0701, Inc. is a principal in the lender.  The total amount of loan outstanding is $21,150 and it is payable upon demand, the annual interest rate on this note is 8%.  Accrued interest, but not paid as of September 30, 2009 and 2008 is $449 and $340, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

Bethesda C0701, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on October 12, 2007.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company that has affected a Business Combination.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   Our officer and director currently serves as an officer and director and is a principal stockholder of another shell company that has a class of stock registered under the Exchange Act which has the same business purpose as us.  Our officer's/director's affiliation with two shell companies raises the possibility of conflicts of interest, in that both companies may have a right to take advantage of the same business opportunity.  Neither our Company nor the other shell company with which our management is affiliated has adopted any policy with respect to resolving any potential conflict of interest and it is possible that any conflict or interest that arises between the two companies may not be decided in our favor.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely a significantly higher percentage) in order to ensure that the Business Combination qualifies as a tax-free transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders; and

•	cause a change in and likely result in the resignation or removal of our officers and directors.

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

Liquidity and Capital Resources.

At September 30, 2009, we had cash on hand of $2,244.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act and the evaluation and identification of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.

Since our inception, we have not generated any revenues.  We reported a net loss for the period ended September 30, 2009 of $4.658 and a net loss since inception of $25,869.  The Company has a deficit accumulated during the development stage of $25,869, used cash from operations of $19,006 since its inception, and has a negative working capital of $25,769 at September 30, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2009 the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended September 30, 2009, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
* Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

BETHESDA C0701, INC.

Dated: November 12, 2009	By:	/s/ David M. McNamee
	Name:	David M. McNamee
	Title:	President, Principal Executive Officer and Principal Financial Officer